Form 10QSB
period 2000-09-30
NATIONAL CMA INC
filed 2000-11-13
CIK 1071773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities

Exchange Act of 1934 for the quarterly period ended September 30, 2000.

....Transition report under section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-27815

NATIONAL CMA, INC.

(Name of small business in its charter)

Colorado 84-1474838

(State or other jurisdiction (IRS Employer Id. No.)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000, the following shares of common were outstanding: Common Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

NATIONAL CMA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2000

NATIONAL CMA, INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

September 30, 2000
ASSETS
CURRENT ASSETS
Cash	915
Total current assets	915
TOTAL ASSETS	915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	383
Total current liabilities	383
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized; 12,000,000 shares issued and outstanding	2,400
Additional paid-in capital	11,568
Deficit accumulated during the development stage	(13,436)
Total stockholders' equity	532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	915

The accompanying notes are an integral part of the financial statements.

NATIONAL CMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(page 1 of 2)

	Period from December 29, 1994 (Inception) to Sept. 30, 2000	For the three months ended September 30, 2000	For the three months ended September 30, 1999
REVENUES	-	-	-
EXPENSES
Amortization	200	-	20
Accounting	3,256	315	111
Office/Bank chg.	96	30	14
Rent	600	150	-
Consulting fees	2,145	-	-
Legal fees	6,467	1,999	499
Transfer agent fees	672	-	-
Total expenses	13,436	2,494	644
NET LOSS	(13,436)	(2,494)	(644)
Accumulated deficit
Balance, beginning of period	-	(10,942)	(2,696)
Balance, end of period	(13,436)	(13,436)	(3,340)
NET LOSS PER SHARE	(NIL)	(NIL)	(NIL)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

NATIONAL CMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(page 2 of 2)

(unaudited)

	For the nine months ended September 30, 2000	For the nine months ended September 30, 1999
REVENUES	-	-
EXPENSES
Amortization	-	40
Accounting	1,420	111
Office/Bank chg.	46	14
Rent	450	-
Consulting fees	-	-
Legal fees	3,903	499
Transfer agent fees	671	-
Total expenses	6,490	664
NET LOSS	(6,490)	(664)
Accumulated deficit
Balance, beginning of period	(6,946)	(2,676)
Balance, end of period	(13,436)	(3,340)
NET LOSS PER SHARE	(NIL)	(NIL)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

NATIONAL CMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(page 1 of 2)

	Period from December 29, 1994 (Inception) to Sept. 30, 2000	For the three months ended September 30, 2000	For the three months ended September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(13,436)	(2,494)	(644)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	200	-	20
Rent	600	150	-
Stock issued for consulting fees	2,145	-	-
Increase in accounts payable	383	383	241
Decrease in prepaid expenses	-	-	258
Net cash used by operating activities	(10,108)	(1,961)	(125)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-
Net cash used by investing activities	(200)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	10,250	750	5,000
Cash paid for expenses by shareholders	718	-	125
Issuance of common stock	255	-	-
Net cash provided by financing activities	11,223	750	5,125
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	915	(1,211)	5,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,126	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	915	915	5,000

The accompanying notes are an integral part of the financial statements

NATIONAL CMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(page 2 of 2)

	For the nine months ended September 30, 2000	For the nine months ended September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(6,490)	(664)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	-	40
Rent	450	-
Stock issued for consulting fees	-	-
Increase in accounts payable	(748)	241
Decrease in prepaid expense	-	258
Net cash used by operating activities	(6,788)	(125)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	-	-
Net cash used by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	5,250	5,000
Cash paid for expenses by shareholders	19	125
Issuance of common stock	-	-
Net cash provided by financing activities	5,269	5,125
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,519)	5,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,434	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	915	5,000

The accompanying notes are an integral part of the financial statements

NATIONAL CMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2000

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended September 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of September 30, 2000, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

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

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $13,436 expiring during the years 2009 and 2019. The tax benefit of these net operating losses is approximately $2,553, and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of September 30, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $255 from its inside capitalization funds and receipt of additional paid in capital totaling $10,968, which included both additional cash contributions totaling $10,250, as well as the direct payment of a total of $718 in Company expenses by existing shareholders. Consequently, for the quarter ended September 30, 2000, the Company's balance sheet reflects current and total assets of $915 in the form of cash, and current liabilities of $383.

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

Results of Operations

During the period from December 30, 1994 (inception) through September 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $2,494 for the third quarter, and a net loss of $6,490 for the nine months ended September 30, 2000, compared with losses of $644 and $664 for the same periods of the previous fiscal year. The loss during the quarter and during the nine months ended September 30, 2000 is primarily the result of legal, consulting, and accounting costs related to registration under the Securities Exchange Act of 1934 and to subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2000, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Exhibit No. Document

27 Financial Data Statement

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2000.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CMA, INC.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

Date: November 9, 2000